Form 10-K
period 2015-12-31
LEHMAN ABS CORP GOLDMAN SACHS CAP 1 SEC BACKED SER 2004-6
filed 2016-03-30
CIK 1284143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Introductory Note

Lehman ABS Corporation (the “Depositor” or the “Registrant”) is the Depositor in respect of the Corporate Backed Trust Certificates, Goldman Sachs Capital I Securities-Backed Series 2004-6 Trust (the “Trust”), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the “Trustee”), as supplemented by a Series Supplement (the “Series Supplement”) dated as of March 19, 2004 in respect of the Trust. The Trust’s assets consist solely of capital Securities issued by Goldman Sachs Capital I (the “Underlying Securities Issuer”). The Certificates do not represent obligations of, or interests in, the Depositor or the Trustee.

The Depositor is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008 and periodically thereafter, LBHI and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (jointly administered proceedings, In re Lehman Brothers Holdings Inc. et al., Case Number 08-13555). LBHI and Lehman Brothers Inc., have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business.

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

On November 30, 2015, the Trustee sent a notice (the “Notice”) to holders of Trust Certificates stating that LBHI, as Plan administrator on behalf of Lehman Brothers Special Financing Inc. (“LBSF”), initiated a mediation proceeding with the Trust pursuant to an order of the Bankruptcy Court. The mediation is related to a complaint filed by LBSF against the Trust on September 18, 2015 arising out of a swap transaction between LBSF and the Trust (the “Swap Transaction”). The Notice states that the complaint “seeks a determination, among other things, that LBSF is entitled to a Termination Payment [as defined in the Series Supplement] with respect to any Termination of the Swap Transaction, or alternatively that it is entitled to the Fixed Payments it alleges are due by the Trust.” In the event that an Early Termination Payment or judgment is payable by the Trust to LBSF, the payment may need to be satisfied by the distribution to LBSF of a portion of the underlying securities or the proceeds thereof.

Additionally, the Notice sets forth that prior to any distribution to holders of Trust Certificates, funds held under the Trust Agreement may be used first for payment of the fees and costs incurred or to be incurred by the Trustee in performing its duties, which include compensation for time spent, and the fees and costs of counsel and other agents employed, to pursue remedies, defend claims, or take other actions to protect the interests of the holders of Trust Certificates and the Trust, respectively. A copy of the Notice was attached as Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on February 26, 2016. The Trustee has advised the Depositor that it intends to file a Trust Instruction Proceeding in Ramsey County, Minnesota, seeking “an order of the Court authorizing and directing the Trustee to use trust property to pay extraordinary fees and expenses that have been incurred by the Trustee in connection with the LBHI bankruptcy proceeding to date and hereafter, including, but not limited to the fees and costs of administering and defending the Litigation.” Please refer to Sections 5 (“Distributions”) and 8 (“Trustee’s Fees”) of the Series Supplement for further information regarding expenses.

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

Item 6.	Selected Financial Data.

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

Not Applicable

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Not Applicable

Item 9A(T).	Controls and Procedures.

Not Applicable

Item 9B.	Other Information.

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Not Applicable

Item 11.	Executive Compensation.

Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2015 through and including December 31, 2015 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, Goldman Sachs Capital I	02/17/2015	02/27/2015
Securities-Backed Series 2004-6 Trust	08/17/2015	08/21/2015

2.	None.

3.	Exhibits:

31.1 – Certification by Senior Vice President and Controller of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31. 3 – Report of Aston Bell, CPA.

(b)	See Item 15(a) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In preparing this report the Registrant has relied on statements provided to it by the Trustee.

Lehman ABS Corporation, as Depositor for the Trust

Dated: March 30, 2016	By:	/s/ Clifford S. Feibus
	Name:	Clifford S. Feibus
	Title:	Senior Vice President and Controller

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Senior Vice President and Controller of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

(31.3)	Report of Aston Bell, CPA.	31.3