Form 10-K
period 2016-12-31
LEHMAN ABS CORP GOLDMAN SACHS CAP 1 SEC BACKED SER 2004-6
filed 2017-03-29
CIK 1284143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

filed on behalf of:

Commission File Number of issuing entity: 001-32131

Central Index Key Number of issuing entity: 0001284143

Corporate Backed Trust Certificates,

Goldman Sachs Capital I

Securities-Backed Series 2004-6 Trust

(Exact Name of Registrant as Specified in Its Charter)

by:

Commission File Number of depositor: 001-11661

Central Index Key Number of depositor: 0000829281

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

On April 27, 2016, the Trustee sent a notice to the Holders of Certificates Issued by the Trust and Other Potential Parties-in-Interest (the “Notice”) stating that it filed a petition (the “Petition”) with the District Court for the Second Judicial District of the State of Minnesota, County of Ramsey (the “Minnesota Court”). The Petition requested that the Minnesota Court authorize the Trustee to use Trust assets to (a) pay all fees and expenses including, without limitation, attorneys’ fees, incurred by the Trustee to date in connection with an adversary proceeding filed by Lehman Brothers Special Financing Inc. (“LBSF”) against the Trust in the United States Bankruptcy Court for the Southern District of New York (such proceeding, the “Litigation”), and (b) pay all future fees and expenses incurred by the Trustee in connection with the Litigation including, but not limited to, attorneys’ fees and expenses incurred in participating in the related mediation and defending the Litigation. Under the terms of the governing Trust documents, the Trustee is limited in its ability to incur Extraordinary Trust Expenses, which are defined in the Standard Terms as “any and all costs, expenses or liabilities arising out of the establishment, existence or administration of the Trust, other than (i) Ordinary Expenses [as defined in the Standard Terms], and (ii) costs and expenses payable by a particular Certificateholder, the Trustee or the Depositor pursuant to this Trust Agreement.” A copy of the Notice and the Petition was attached as Exhibit 99.1 to the Form 8-K filed by the Registrant on June 2, 2016.

On August 22, 2016, the Trustee sent a notice to the Holders of Certificates Issued by the Trust and Other Potential Parties-in-Interest (the “Notice”) stating that on August 9, 2016, the Minnesota Court rendered its decision with respect to the Petition. Among other things, the Minnesota Court ruled that the costs and expenses of participating in the mediation and defending the Litigation constituted Extraordinary Expenses under the terms of the Trust Agreement. The Minnesota Court further ruled that there are three methods for paying Extraordinary Expenses: (a) from the Trust Property upon the consent of 100% of the Certificateholders, (b) a lesser percentage of the Certificateholders may request the Trustee to participate in the mediation and defend the Litigation and reimburse the Trustees for the cost thereof with their own funds, or (c) indemnification of the Trustee by the Depositor. Unless all three of these methods are “not available”, the Minnesota Court determined that there is no change in circumstances requiring a modification of the Trust. A copy of the Minnesota Court’s decision was included in the Notice that was attached as Exhibit 99.1 to the Form 8-K filed by the Registrant on September 6, 2016.

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

Item 6.	Selected Financial Data.

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

Not Applicable

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Not Applicable

Item 9A(T).	Controls and Procedures.

Not Applicable

Item 9B.	Other Information.

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Not Applicable

Item 11.	Executive Compensation.

Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2016 through and including December 31, 2016 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, Goldman Sachs Capital I Securities-Backed Series 2004-6 Trust	02/16/2016 08/15/2016	02/26/2016 08/19/2016

2.	None.

3.	Exhibits:

31.1 – Certification by Senior Vice President and Controller of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31. 3 – Report of Aston Bell, CPA.

99.1 – Disclosure documented on Form 8-K regarding the legal claim disclosed in the Introductory Note to this Annual Report on Form 10-K has been filed with the Securities and Exchange Commission on June 2, 2016 and is hereby incorporated by reference.

99.2 – Disclosure documented on Form 8-K regarding the legal claim disclosed in the Introductory Note to this Annual Report on Form 10-K has been filed with the Securities and Exchange Commission on September 6, 2016 and is hereby incorporated by reference.

(b)	See Item 15(a) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: March 29, 2017	By:	/s/ Clifford S. Feibus
Name: Clifford S. Feibus
Title: Senior Vice President and Controller

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Senior Vice President and Controller of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

(31.3)	Report of Aston Bell, CPA.	31.3

(99.1)	Disclosure documented on Form 8-K regarding the legal claim disclosed in the Introductory Note to this Annual Report on Form 10-K have been filed with the Securities and Exchange Commission on June 2, 2016 and are hereby incorporated by reference.	99.1

(99.2)	Disclosure documented on Form 8-K regarding the legal claim disclosed in the Introductory Note to this Annual Report on Form 10-K has been filed with the Securities and Exchange Commission on September 6, 2016 and is hereby incorporated by reference.	99.2